Form 10-K
period 1998-12-31
CALAIR LLC
filed 1999-03-31
CIK 1061129

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-K
(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                     Commission File Number

                          Calair L.L.C.
     (Exact name of registrant as specified in its charter)

          Delaware                              76-0566172
  (State or other jurisdiction               (I.R.S. Employer
of incorporation or organization)           Identification No.)

                        c/o CALFINCO Inc.
                 1600 Smith Street, Dept. HQSEO
                      Houston, Texas  77002
     (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code:  713-324-2950

   Securities registered pursuant to Section 12(b) of the Act:

                                    Name of Each Exchange
   Title of Each Class               on Which Registered

                              None

   Securities registered pursuant to Section 12(g) of the Act:
                              None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes     X       No

The aggregate market value of the equity securities held by non-affiliates of registrant is indeterminable, as there is no established public trading market for the registrant's equity securities.

                            PART I

ITEM 1.  BUSINESS.

Calair L.L.C. ("Calair"), a Delaware limited liability company, and its wholly owned subsidiary, Calair Capital Corporation ("Calair Capital"), were formed in March 1998 by CALFINCO Inc. ("Calfinco"), a wholly owned subsidiary of Continental Airlines, Inc. ("Continental"), for the purpose of acquiring certain take-off and landing rights at Chicago O'Hare International Airport ("O'Hare"), Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") and New York LaGuardia Airport ("LaGuardia") (collectively, the "Slots") from Continental.

Calair is economically dependent upon Continental for its operations and cash flow, in the form of rent payments under the Slot Lease Agreement (as defined below). Calair Capital, a
Delaware corporation and a wholly owned subsidiary of Calair, does not have any significant assets and does not conduct operations of its own.

Continental is a major United States air carrier engaged in the business of transporting passengers, cargo and mail. Continental is the fifth largest United States airline (as measured by 1998 revenue passenger miles) and, together with its wholly owned subsidiaries, Continental Express, Inc. ("Express") and Continental Micronesia, Inc. ("CMI"), each a Delaware corporation, serves 206 airports worldwide at February 1, 1999.

As used in this Form 10-K, the terms "Calair" and "Company" refer to Calair L.L.C. and its subsidiary, unless the context indicates otherwise. This Form 10-K may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business - Risk Factors Relating to the Company, Risk Factors Relating to Continental and Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

The Sale Agreement

Under the Sale Agreement entered into between Calair and Continental (the "Sale Agreement"), Continental sold to Calair substantially all of Continental's takeoff and landing rights at O'Hare (29 slots), Reagan National (41 slots) and LaGuardia (32 slots) for $151.1 million, which represented their estimated fair value. The acquisition of the Slots was funded with a combination of debt and equity, which included (i) $31.7 million in capital contributions from Calfinco, (representing a 76% equity interest in Calair), (ii) $10.0 million in capital contributions from Chase Equity Associates, L.P. ("CEA"), (representing a 24% equity interest in Calair) and (iii) net proceeds of $110.5 million from an offering of 8-1/8% Senior Notes due 2008 (the "Senior Notes"), which are fully and unconditionally guaranteed on an unsecured, senior basis by Continental (the "Parent Guarantee"). See Item 1. "Business - Industry Regulation" and Continental's 1998 Form 10-K filed with the Securities and Exchange Commission.

The Slot Lease Agreement

Under the Slot Lease Agreement entered into between Calair and Continental (the "Slot Lease Agreement"), Continental leases the
Slots from Calair for a term of 10 years at a rate equal to approximately $16.2 million per annum, payable in arrears on April 1 and October 1 of each year of such term.

The Redemption Option Agreement

Pursuant to the terms of a Redemption Option Agreement entered into between Calair and CEA (the "Redemption Option Agreement"), Calair has the right to redeem 50% of CEA's member interest (i.e., 12% of Calair) on April 17, 2003 (the fifth anniversary of the closing date of the acquisition of the Slots). In addition, Calair has the right to redeem all of CEA's member interest (either 12% of Calair if Calair has previously exercised its fifth anniversary redemption option, or 24% otherwise) on April 17, 2008 (the tenth anniversary of the closing date of the acquisition of the Slots) or upon the occurrence of certain events described in the Redemption Option Agreement and the amended and restated limited liability company agreement entered into between Calfinco and CEA (the "Company Agreement"). If Calair has not redeemed all of CEA's member interest on or before the tenth anniversary of the closing date of the acquisition of the Slots, CEA will have the right to require the liquidation of Calair.

The purchase price for any of the foregoing redemption options depends upon the date of exercise, the appraised fair market value of the Slots, and the particular circumstances giving rise to the redemption option. However, in all events it is anticipated that if Calair exercises such option, all the available cash of Calair will not be sufficient to pay the redemption purchase price. Accordingly, Calair will be dependent upon the voluntary capital contributions of Calfinco to fund any shortfall. Calfinco is not obligated to make any such voluntary capital contributions to Calair.

Employees

Calair is managed by Calfinco, its managing member. Calair has no directors, officers or employees.

Industry Regulation

The Federal Aviation Administration ("FAA") has designated John F. Kennedy International Airport, LaGuardia, O'Hare and Reagan National airports as "high density traffic airports" and has limited the number of departure and arrival slots at those airports. Currently, slots at the high density traffic airports may be voluntarily sold or transferred between the carriers. The Department of Transportation ("DOT") has in the past reallocated slots to other carriers and reserves the right to withdraw slots. Various amendments to the slot system and the perimeter rules, proposed from time to time by the FAA, members of Congress and others, could, if adopted, significantly affect operations at the high density traffic airports, significantly change the value of the slots, expand slot controls to other airports or eliminate slots entirely. If adopted, certain of such proposals could restrict the number of flights, limit transfer of the ownership of slots, increase the risk of slot withdrawals or eliminate slots entirely, which could in turn result in charges to Calair's financial statements. The DOT recently proposed the elimination of slot restrictions at high-density airports other than Reagan National. Legislation containing a similar proposal is currently pending consideration before the full House of Representatives.
The Company cannot predict whether any of these proposals will be adopted or the impact that the adoption of any such proposal would have on the value of the Slots or the business or operations of Calair or Continental. However, if adopted, the value of the Slots could be impaired depending on the timing of adoption.

Risk Factors Relating to the Company

No Operating History; Limited Purposes; Limited Income. Calair's business is primarily limited to leasing and/or selling the Slots. The sole sources of revenue for Calair are rental payments received from Continental under the Slot Lease Agreement and proceeds from the sale of any of the Slots that may be sold in the future. Consequently, Calair's ability to make payments of interest on the Senior Notes in the amounts and on the dates contemplated therein depends upon the receipt by Calair of payments under the Slot Lease Agreement. Regular rental payments under the Slot Lease Agreement will not be sufficient to enable Calair to repay the principal of the Senior Notes upon maturity. At maturity of the Senior Notes, it is anticipated that Calfinco will make a voluntary capital contribution to Calair to fund repayment of the principal of the Senior Notes. However, Calfinco is under no obligation under the Company Agreement to do so. If Calfinco does not make such a capital contribution in an amount equal to the principal balance of the Senior Notes prior to maturity and Calair is not otherwise able to pay the Senior Notes, Continental will be obligated to make payment under the Parent Guarantee with respect to the Senior Notes.

Absence of Certain Covenants. The terms of the Senior Notes and the Parent Guarantee do not limit the Company or Continental's or any of their respective subsidiaries' ability to incur additional indebtedness, to mortgage or pledge any of their respective assets, to sell assets or to pay dividends or make other distributions on, or redeem or repurchase, capital stock. In addition, the Senior Notes do not contain provisions that would give holders of the Senior Notes the right to require the Company to repurchase their Senior Notes in the event of a change of control of the Company or Continental or a decline in the credit rating of Calair's, Calair Capital's or Continental's debt securities resulting from a takeover recapitalization or similar restructuring or any other reason.

Year 2000 Computer Risk. Calair is dependent on Continental for the maintenance of its financial data records. See Item 1.
"Business - Risk Factors Relating to Continental - Year 2000
Computer Risk" below.

Risk Factors Relating to Continental

Leverage and Liquidity. Continental has a higher proportion of debt compared to its equity capital than some of its principal competitors. In addition, a majority of Continental's property and equipment is subject to liens securing indebtedness. Accordingly, Continental may be less able than some of its competitors to withstand a prolonged recession in the airline industry or respond as flexibly to changing economic and competitive conditions.

As of December 31, 1998, Continental had approximately $2.7 billion (including current maturities) of long-term debt and capital lease obligations and had approximately $1.3 billion of Continental-obligated mandatorily redeemable preferred securities of subsidiary trust and common stockholders' equity. As of December 31, 1998, Continental had $1.4 billion in cash and cash equivalents. Continental has lines of credit totaling $225 million and significant encumbered assets.

Continental has substantial commitments for capital expenditures, including for the acquisition of new aircraft. As of February 8, 1999, Continental had agreed to acquire a total of 109 Boeing jet aircraft through 2005. Continental anticipates taking delivery of 57 Boeing jet aircraft in 1999. Continental also has options for an additional 114 aircraft (exercisable subject to certain conditions). The estimated aggregate cost of Continental's firm commitments for Boeing aircraft is approximately $5.4 billion. Continental currently plans to finance its new Boeing aircraft with a combination of enhanced pass through trust certificates, lease equity and other third-party financing, subject to availability and market conditions. As of February 8, 1999, Continental had approximately $1.1 billion in financing arranged for such future Boeing deliveries. In addition, Continental had commitments or letters of intent for backstop financing for approximately one-third of the anticipated remaining acquisition cost of such Boeing deliveries. In addition, at February 8, 1999, Continental has firm commitments to purchase 32 spare engines related to the new Boeing aircraft for approximately $167 million, which will be deliverable through December 2004.

As of February 8, 1999, Express had firm commitments for 37 Embraer ERJ-145 ("ERJ-145") 50-seat regional jets and 25 Embraer ERJ-135 ("ERJ-135") 37-seat regional jets, with options for an additional 125 ERJ-145 and 50 ERJ-135 aircraft exercisable through 2008. Express anticipates taking delivery of 19 ERJ-145 and six ERJ-135 regional jets in 1999. Neither Express nor Continental will have any obligation to take any of the firm ERJ-145 aircraft that are not financed by a third party and leased to Continental.

For 1998, cash expenditures under operating leases relating to aircraft approximated $702 million compared to $626 million for 1997, and approximated $263 million relating to facilities and other rentals compared to $236 million in 1997. Continental expects that its operating lease expenses for 1999 will increase over 1998 amounts.

Additional financing will be needed to satisfy Continental's capital commitments. The Company cannot predict whether sufficient financing will be available for Continental's capital expenditures not covered by firm financing commitments.

Continental's History of Operating Losses. Continental recorded net income (including special charges) of $383 million in 1998, $385 million in 1997, $319 million in 1996 and $224 million in 1995. However, Continental experienced significant operating losses in the previous eight years. Historically, the financial results of the U.S. airline industry have been cyclical. The Company cannot predict whether current industry conditions will continue.

Aircraft Fuel. Fuel costs constitute a significant portion of Continental's operating expense. Fuel costs were approximately 10.2% of operating expenses for the year ended December 31, 1998 (excluding fleet disposition/impairment loss) and 13.6% for the year ended December 31, 1997. Fuel prices and supplies are influenced significantly by international political and economic circumstances. Continental enters into petroleum swap contracts, petroleum call option contracts and jet fuel purchase commitments to provide some short-term protection (generally three to six months) against a sharp increase in jet fuel prices. Continental's fuel hedging strategy could result in Continental not fully benefiting from certain fuel price declines. If a fuel supply shortage were to arise from a disruption of oil imports or otherwise, higher fuel prices or curtailment of scheduled airline service could result. Significant changes in fuel costs would materially affect Continental's operating results.

Labor Matters.

In September 1997, Continental announced a plan to bring all employees to industry standard wages no later than the end of the year 2000. Wage increases began in 1997, and will continue to be phased in through 2000 as revenue, interest rates and rental rates reach industry standards.

Certain Tax Matters. At December 31, 1998, Continental had estimated net operating loss carryforwards ("NOLs") of $1.1 billion for federal income tax purposes that will expire through 2009 and federal investment tax credit carryforwards of $45 million that will expire through 2001. As a result of the change in ownership of Continental on April 27, 1993, the ultimate utilization of Continental's NOLs and investment tax credits could be limited. Reflecting this possible limitation, Continental has recorded a valuation allowance of $263 million at December 31, 1998.

Continental had, as of December 31, 1998, deferred tax assets aggregating $803 million, including $372 million of NOLs. During the first quarter of 1998, Continental consummated several transactions, the benefit of which resulted in the elimination of reorganization value in excess of amounts allocable to identifiable assets of $164 million. During the third and fourth quarters of 1998, Continental determined that additional NOLs of Continental's predecessor could be benefited and accordingly reduced both the valuation allowance and routes, gates and slots on Continental's balance sheet by $190 million. To the extent Continental were to determine in the future that additional NOLs of Continental's predecessor could be recognized in the accompanying consolidated financial statements, such benefit would further reduce routes, gates and slots.

As a result of NOLs, Continental will not pay United States federal income taxes (other than alternative minimum tax) until it has earned approximately an additional $1.1 billion of taxable income following December 31, 1998. Section 382 of the Internal Revenue Code ("Section 382") imposes limitations on a corporation's ability to utilize NOLs if it experiences an "ownership change." In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period. In the event that an ownership change should occur, utilization of Continental's NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of Continental's stock at the time of the ownership change by the applicable long-term tax-exempt rate (which was 4.71% for February
1999). Any unused annual limitation may be carried over to later years, and the amount of the limitation may under certain circumstances be increased by the built-in gains in assets held by Continental at the time of the change that are recognized in the five-year period after the change. Under current conditions, if an ownership change were to occur, Continental's annual NOL utilization would be limited to approximately $102 million per year other than through the recognition of future built-in gain transactions.

On November 20, 1998, an affiliate of Northwest Airlines, Inc. (together with such affiliate, "Northwest") completed its acquisition of certain equity of Continental previously held by Air Partners, L.P. ("Air Partners") and its affiliates, together with certain Class A common stock of Continental held by certain other investors, totaling 8,661,224 shares of the Class A common stock (the "Air Partners Transaction"). Based on information currently available, Continental does not believe that the Air Partners Transaction resulted in an ownership change for purposes of Section 382.

Continental Micronesia. Because the majority of CMI's traffic originates in Japan, its results of operations are substantially affected by the Japanese economy and changes in the value of the yen as compared to the dollar. As a result of the devaluation of the yen against the dollar, a weak Japanese economy and increased fuel costs, CMI's operating earnings declined during 1996 and 1997. Although CMI's results in Asia have declined significantly in recent years, Continental successfully redeployed CMI capacity into the stronger domestic markets and CMI's most recent results have improved.

To reduce the potential negative impact on CMI's earnings, Continental has entered into forward contracts and purchased foreign currency average rate option contracts as a hedge against a portion of its expected net yen cash flow position. As of December 31, 1998, Continental had hedged approximately 100% of its first and second quarter 1999 projected net yen-denominated cash flows and 75% of its third quarter 1999 projected net yen-denominated cash flows.

Principal Stockholder. As of December 31, 1998, Northwest held approximately 13.5% of the common equity interest and 45.8% of the fully-diluted voting power of Continental. In addition, Northwest holds a limited proxy to vote certain additional shares of Continental's common stock that would raise its voting power to approximately 50.3% of Continental's fully diluted voting power.

In connection with the Air Partners Transaction, Continental entered into a corporate governance agreement with certain affiliates of Northwest (the "Northwest Parties") designed to assure the independence of Continental's Board and management during the six-year term of the governance agreement. Under the governance agreement, as amended, the Northwest Parties have agreed not to beneficially own voting securities of Continental in excess of 50.1% of the fully diluted voting power of Continental's voting securities, subject to certain exceptions, including third-party acquisitions or tender offers for 15% or more of the voting power of Continental's voting securities and a limited exception permitting a one-time ownership of approximately 50.4% of the fully diluted voting power. The Northwest Parties have deposited all voting securities of Continental beneficially owned by them (other than the shares for which they hold only a limited proxy) in a voting trust with an independent voting trustee requiring that such securities be voted (i) on all matters other than the election of directors, in the same proportion as the votes cast by other holders of voting securities, and (ii) in the election of directors, for the election of independent directors (who must constitute a majority of the Board) nominated by the Board of Directors. However, in the event of a merger or similar business combination or a recapitalization, liquidation or similar transaction, a sale of all or substantially all of Continental's assets, or an issuance of voting securities that would represent more than 20% of the voting power of Continental prior to issuance, or any amendment of Continental's charter or bylaws that would materially and adversely affect Northwest (each, an "Extraordinary Transaction"), the shares may be voted as directed by the Northwest Party owning such shares, and if a third party is soliciting proxies in an election of directors, the shares may be voted at the option of such Northwest Party either as recommended by Continental's Board of Directors or in the same proportion as the votes cast by the other holders of voting securities.

The Northwest Parties have also agreed to certain restrictions on the transfer of voting securities owned by them, have agreed not to seek to affect or influence Continental's Board of Directors or the control of the management of Continental or the business, operations, affairs, financial matters or policies of Continental or to take certain other actions, and have agreed to take all actions necessary to cause independent directors to at all times constitute at least a majority of Continental's Board of Directors. Continental has granted preemptive rights to a Northwest Party with respect to issuances of Class A common stock and certain issuances of Class B common stock. The Northwest Parties have agreed that certain specified actions, together with any material transactions between Continental and Northwest or its affiliates, including any modifications or waivers of the governance agreement or the alliance agreement, may not be taken without the prior approval of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. The governance agreement also required Continental to adopt a shareholder rights plan with reasonably customary terms and conditions, with an acquiring person threshold of 15% and with appropriate exceptions for the Northwest Parties for actions permitted by and taken in compliance with the governance agreement. A rights plan meeting these requirements was adopted effective November 20, 1998.

The governance agreement will expire on November 20, 2004, or if earlier, upon the date that the Northwest Parties cease to beneficially own voting securities representing at least 10% of the fully diluted voting power of Continental's voting securities. However, in response to concerns raised by the Department of Justice ("DOJ") in its antitrust review of the long-term global alliance between Continental and Northwest ("Northwest Alliance"), the Air Partners Transaction and the related governance agreement between Continental and the Northwest Parties (collectively, the "Northwest Transaction"), a supplemental agreement was adopted, which extended the effect of a number of the provisions of the governance agreement for an additional four years. For instance, the Northwest Parties must act to ensure that a majority of Continental's Board is comprised of independent directors, and certain specified actions, together with material transactions between Continental and Northwest or its affiliates, including any modifications or waivers of the supplemental agreement or the alliance agreement, may not be taken without the prior approval of a majority of the Board of Directors, including the affirmative vote of a majority of the independent directors. The Northwest Parties will continue to have the right to vote in their discretion on any Extraordinary Transaction during the supplemental period, but also will be permitted to vote in their discretion on other matters up to 20% of the outstanding voting power (their remaining votes to be cast neutrally, except in a proxy contest, as contemplated in the governance agreement), subject to their obligation set forth in the previous sentence. If, during the term of the supplemental agreement, Continental's rights plan were amended to allow certain parties to acquire more shares than is currently permitted, or if the rights issued thereunder were redeemed, the Northwest Parties could vote all of their shares in their discretion. Certain transfer limitations are imposed on the Northwest Parties during the supplemental period. Continental has granted preemptive rights to a Northwest Party with respect to issuances of Class A common stock and certain issuances of Class B common stock that occur during such period. Continental has agreed to certain limitations upon its ability to amend its charter, bylaws, executive committee charter and rights plan during the term
of the supplemental agreement.   Following the supplemental period,
the supplemental agreement requires the Northwest Parties to take all actions necessary to cause Continental's Board to have at least five independent directors, a majority of whom will be required to approve material transactions between Continental and Northwest or its affiliates, including the amendment, modification or waiver of any provisions of the supplemental agreement or the alliance agreement.

In certain circumstances, particularly in cases where a change in control of Continental could otherwise be caused by another party, Northwest could exercise its voting power so as to delay, defer or prevent a change in control of Continental.

Risks Regarding Continental/Northwest Alliance. In November 1998, Continental and Northwest began implementing a long-term global alliance involving extensive code-sharing, frequent flyer reciprocity, and other cooperative activities.

Continental's ability to implement the Northwest Alliance successfully and to achieve the anticipated benefits is subject to certain risks and uncertainties, including (a) disapproval or delay by regulatory authorities or adverse regulatory developments; (b) competitive pressures, including developments with respect to alliances among other air carriers; (c) customer reaction to the alliance, including reaction to differences in products and benefits provided by Continental and Northwest; (d) economic conditions in the principal markets served by Continental and Northwest; (e) increased costs or other implementation difficulties, including those caused by employees; (f) Continental's ability to modify certain contracts that restrict certain aspects of the alliance; and (g) the outcome of lawsuits commenced by certain stockholders of Continental challenging the Northwest Transaction and certain related matters.

The alliance agreement provides that if after four years Continental has not entered into a code share with KLM Royal Dutch Airlines ("KLM") or is not legally able (but for aeropolitical restrictions) to enter into a new trans-Atlantic joint venture with KLM and Northwest and place its airline code on certain Northwest flights, Northwest can elect to (i) cause good faith negotiations among Continental, KLM and Northwest as to the impact, if any, on the contribution to the joint venture resulting from the absence of the code share, and Continental will reimburse the joint venture for the amount of any loss until it enters into a code share with KLM, or (ii) terminate (subject to cure rights of Continental) after one year's notice any or all of such alliance agreement and any or all of the agreements contemplated thereunder.

On October 23, 1998, the DOJ filed a lawsuit against Northwest and Continental challenging Northwest's acquisition of an interest in Continental. The DOJ did not seek to preliminarily enjoin the transaction before it closed on November 20, 1998, nor is the DOJ challenging the Northwest Alliance at this time, although the DOJ has informed the parties that it continues to investigate certain specific aspects of the alliance. Continental is in the process of implementing its alliance with Northwest. While it is not possible to predict the ultimate outcome of this litigation, Continental's management does not believe that this litigation will have a material adverse effect on Continental.

The DOT is reviewing the changes in Continental's ownership pursuant to DOT procedures for confirming the continuing fitness of airlines when their ownership changes. In connection with this review, DOT has exempted Continental and Northwest from regulatory provisions which DOT has interpreted to require approval for de facto route transfers when one airline holding international route authority acquires control of another airline holding international route authority, and has deferred action until December 10, 1999 as to its review of the governance and other agreements between Continental and Northwest to determine whether there has been a de facto route transfer.

If DOT were to conclude that a de facto route transfer of Continental routes to Northwest were occurring, it would institute a proceeding to determine whether such a transfer was in the public interest. In the past, DOT has approved numerous transfers, but it has also concluded on occasion that certain overlapping routes in limited-entry markets should not be transferred. In those instances, DOT has decided those routes should instead become available to other airlines to enhance competition on overlapping routes or between two countries. Continental and Northwest operate overlapping flights on certain limited entry routes, and Continental and Northwest offer service between their primary U.S. hubs and various other countries. If DOT were to institute a route transfer proceeding, it could consider whether certain of Continental's international routes overlapping with Northwest's on a point-to-point or country-to-country basis should be transferred to Northwest or to another airline. Continental believes that Northwest has not acquired control of Continental, and that there is a significant question as to DOT's authority to apply a de facto route transfer theory to the current relationship between Northwest and Continental. Continental would vigorously oppose any attempt by DOT to institute a route transfer proceeding which would consider any reductions in Continental's route authorities.

Stockholder Litigation. Following the announcement of the Northwest Transaction, to Continental's knowledge as of February 1, 1999, six separate lawsuits had been filed against Continental and its Directors and certain other parties (the "Stockholder Litigation"). The complaints in the Stockholder Litigation, which were filed in the Court of Chancery of the State of Delaware in and for New Castle County and seek class certification, and which have been consolidated under the caption In re Continental Airlines, Inc. Shareholder Litigation, generally allege that Continental's Directors improperly accepted the Northwest Transaction in violation of their fiduciary duties owed to the public stockholders of Continental. They further allege that Delta Air Lines, Inc. submitted a proposal to purchase Continental which, in the plaintiffs' opinion, was superior to the Northwest Transaction.
The Stockholder Litigation seeks, inter alia, to enjoin the Northwest Transaction and the award of unspecified damages to the plaintiffs.

While there can be no assurance that the Stockholder Litigation will not result in a delay in the implementation of any aspect of the Northwest Transaction, or the enjoining of the Northwest Transaction, Continental believes the Stockholder Litigation to be without merit and intends to defend it vigorously.

Year 2000 Computer Risk. The Year 2000 issue arises as a result of computer programs having been written using two digits (rather than four) to define the applicable year, among other problems. Any information technology ("IT") systems that have time-sensitive software might recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations and system failures. The problem also extends to many "non-IT" systems; that is, operating and control systems that rely on embedded chip systems. In addition, Continental is at risk from Year 2000 failures on the part of third-party suppliers and governmental agencies with which Continental interacts.

Continental uses a significant number of computer software programs and embedded operating systems that are essential to its operations. For this reason, Continental implemented a Year 2000 project in late 1996 so that Continental's computer systems would function properly in the year 2000 and thereafter. Continental's Year 2000 project involves the review of a number of internal and third-party systems. Each system is subjected to the project's five phases which consist of systems inventory, evaluation and analysis, modification implementation, user testing and integration compliance. The systems are currently in various stages of completion. Continental anticipates completing its review of systems in the second quarter of 1999 and believes that, with modifications to its existing software and systems and/or conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems.

Continental has also initiated communications and on-site visits with its significant suppliers, vendors and governmental agencies with which its systems interface and exchange data or upon which its business depends. Continental is coordinating efforts with these parties to minimize the extent to which its business may be vulnerable to their failure to remediate their own Year 2000 problems. Continental's business is dependent upon certain domestic and foreign governmental organizations or entities such as the FAA that provide essential aviation industry infrastructure. There can be no assurance that the systems of such third parties on which Continental's business relies (including those of the FAA) will be modified on a timely basis. Continental's business, financial condition or results of operations could be materially adversely affected by the failure of its equipment or systems or those operated by other parties to operate properly beyond 1999. Although Continental currently has day-to-day operational contingency plans, management is in the process of updating these plans for possible Year 2000-specific operational requirements. Continental anticipates completing the revision of current contingency plans and the creation of additional contingency plans by September 1999. In addition, Continental will continue to monitor third-party (including governmental) readiness and will modify its contingency plans accordingly. While Continental does not currently expect any significant modification of its operations in response to the Year 2000 issue, in a worst-case scenario Continental could be required to alter its operations significantly.

The total cost of Continental's Year 2000 project (excluding internal payroll) is currently estimated at $16-18 million and has been and will be funded through cash from operations. As of December 31, 1998, Continental had incurred and expensed approximately $15 million relating to its Year 2000 project. The cost of the Year 2000 project is limited by the substantial outsourcing of Continental's systems and the significant implementation of new systems following Continental's emergence from bankruptcy. The costs of Continental's Year 2000 project and the date on which Continental believes it will be completed are based on management's best estimates and include assumptions regarding third-party modification plans. However, in particular due to the potential impact of third-party modification plans, there can be no assurance that these estimates will be achieved and actual results could differ materially from those anticipated.

Risks Factors Relating to the Airline Industry

Competition and Industry Conditions. The airline industry is highly competitive and susceptible to price discounting. Carriers have used discount fares to stimulate traffic during periods of slack demand, to generate cash flow and to increase market share. Some of Continental's competitors have substantially greater financial resources or lower cost structures than Continental.

Airline profit levels are highly sensitive to changes in fuel costs, fare levels and passenger demand. Passenger demand and fare levels have in the past been influenced by, among other things, the general state of the economy (both in international regions and domestically), international events, airline capacity and pricing actions taken by carriers. Domestically, from 1990 to 1993, the weak U.S. economy, turbulent international events and extensive price discounting by carriers contributed to unprecedented losses for U.S. airlines. In the last several years, the U.S. economy has improved and excessive price discounting has abated. The Company cannot predict the extent to which these industry conditions will continue.

In recent years, the major U.S. airlines have sought to form marketing alliances with other U.S. and foreign air carriers. Such alliances generally provide for "code-sharing", frequent flyer reciprocity, coordinated scheduling of flights of each alliance member to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on its segment of flights connecting with its alliance partners. The Northwest Alliance is an example of such an arrangement, and Continental has existing alliances with numerous other air carriers. Other major U.S. airlines have alliances or planned alliances more extensive than Continental's. The Company cannot predict the extent to which Continental will benefit from its alliances or be disadvantaged by competing alliances.

Regulatory Matters. Airlines are subject to extensive regulatory and legal compliance requirements that engender significant costs. In the last several years, the FAA has issued a number of directives and other regulations relating to the maintenance and operation of aircraft that have required significant expenditures. Some FAA requirements cover, among other things, retirement of older aircraft, security measures, collision avoidance systems, airborne windshear avoidance systems, noise abatement, commuter aircraft safety and increased inspections and maintenance procedures to be conducted on older aircraft. The Company has been informed by Continental that it expects to continue incurring expenses in complying with the FAA's regulations.

Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce revenues. Congress and the DOT have also proposed the regulation of airlines' competitive responses and other activities, including ticketing practices and the treatment of customers. Restrictions on the ownership and transfer of airline routes and takeoff and landing slots have also been proposed. The ability of United States carriers to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. The Company cannot provide assurance that laws or regulations enacted in the future will not adversely affect Continental and thus, the Company.

Seasonal Nature of Airline Business. Due to the greater demand for air travel during the summer months, revenue in the airline industry in the third quarter of the year is generally significantly greater than revenue in the first quarter of the year and moderately greater than revenue in the second and fourth quarters of the year for the majority of air carriers. Continental's results of operations generally reflect this seasonality, but have also been impacted by numerous other factors that are not necessarily seasonal, including the extent and nature of competition from other airlines, fare wars, excise and similar taxes, changing levels of operations, fuel prices, foreign currency exchange rates and general economic conditions.

ITEM 2.  PROPERTIES.

As of December 31, 1998, Calair's primary asset consists of takeoff and landing rights at O'Hare (29 slots), Reagan National (41 slots) and LaGuardia (32 slots).

ITEM 3.  LEGAL PROCEEDINGS.

None.

See Continental's annual report on Form 10-K for the year ended
December 31, 1998 for legal matters relating to Continental.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

The table below sets forth certain consolidated financial data of the Company at December 31, 1998 and for the period from March 31, 1998 (inception) through December 31, 1998 (in thousands of dollars).

Rental income from Continental
 Airlines, Inc.. . . . . . . . . . . .   $ 11,523
Operating income . . . . . . . . . . .      6,169
Net loss . . . . . . . . . . . . . . .       (441)

Total assets . . . . . . . . . . . . .   $150,873
Long-term debt, net. . . . . . . . . .    110,579
Members' equity. . . . . . . . . . . .     37,952

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

The following discussion may contain forward-looking statements. In connection therewith, please see the cautionary statements contained in Item 1. "Business - Risk Factors Relating to the Company, Risk Factors Relating to Continental and Risk Factors Relating to the Airline Industry" which identify important factors that could cause actual results to differ materially from those in the forward-looking statements.

Liquidity

Calair's business is primarily limited to leasing and/or selling the Slots. The sole sources of revenue for Calair are rental payments received from Continental under the Slot Lease Agreement and proceeds from the sale of any of the Slots that may be sold in the future. Consequently, Calair's ability to make payments of interest on the Senior Notes in the amounts and on the dates contemplated therein depends upon the receipt by Calair of payments under the Slot Lease Agreement. Regular rental payments under the Slot Lease Agreement will not be sufficient to enable Calair to repay the principal of the Senior Notes upon maturity. At maturity of the Senior Notes, it is anticipated that Calfinco will make a voluntary capital contribution to Calair to fund repayment of the principal of the Senior Notes. However, Calfinco is under no obligation under the Company Agreement between Calfinco and CEA to do so. If Calfinco does not make such a capital contribution in an amount equal to the principal balance of the Senior Notes prior to maturity and Calair is not otherwise able to pay the Senior Notes, Continental will be obligated to make payment under the Parent Guarantee with respect to the Senior Notes.

Results of Operations

The following discussion provides an analysis of the Company's results of operations for the period from March 31, 1998
(inception) through December 31, 1998.

Rental income of $11.5 million for the period ended December 31, 1998 consisted of rental payments due from Continental for the right to use the Slots.

Amortization expense of $5.4 million for the period ended December 31, 1998 related to the amortization of slots.

Interest expense of $6.6 million for the period ended December 31, 1998 included the interest on the Senior Notes and the amortization of the related discount as well as the amortization of the deferred financing costs.

Year 2000 Computer Risk

Calair is dependent on Continental for the maintenance of its financial data records. Calair does not anticipate any material expenditures relating to the Year 2000 project. See Item 1. "Business - Risk Factors Relating to Continental - Year 2000 Computer Risk."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Market Risk Sensitive Instruments

The Company is subject to market risks related to interest rates. The adverse effects of potential changes in these market risks are discussed below. The sensitivity analyses presented below do not consider the effects that such adverse changes may have on overall economic activity nor do they consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ. See the notes to the consolidated financial statements for a description of the Company's accounting policies and other information related to these financial instruments.

Interest Rates. As of December 31, 1998, the fair value of $112.3 million (carrying value) of the Company's fixed-rate debt was estimated to be $110.9 million, based upon discounted future cash flows using current incremental borrowing rates for similar types of instruments. Market risk, estimated as the potential increase in fair value resulting from a hypothetical 1.0% decrease in interest rates, was approximately $7.4 million as of December 31, 1998.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Index to Consolidated Financial Statements

                                                  Page No.

Report of Independent Auditors                      F-2

Consolidated Statement of Operations for
  the Period from March 31, 1998 (inception)
  through December 31, 1998                         F-3

Consolidated Balance Sheets as of
  December 31, 1998 and March 31, 1998              F-4

Consolidated Statement of Cash Flows for
  the Period from March 31, 1998 (inception)
  through December 31, 1998                         F-5

Consolidated Statement of Members' Equity
  for the Period from March 31, 1998
  (inception) through December 31, 1998             F-6

Notes to Consolidated Financial Statements          F-7

                REPORT OF INDEPENDENT AUDITORS


The Managing Member
Calair L.L.C.

We have audited the accompanying consolidated balance sheets of Calair L.L.C. (the "Company") as of December 31, 1998 and March 31, 1998 and the related consolidated statement of operations, members' equity and cash flows for the period from March 31, 1998 (inception) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1998 and March 31, 1998, the consolidated results of its operations and its cash flows for the period from March 31, 1998 (inception) through December 31, 1998, in conformity with generally accepted accounting principles.


                                   ERNST & YOUNG LLP

Houston, Texas
March 19, 1999

                         CALAIR L.L.C.
              CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands of dollars)


                                             For the Period from
                                               March 31, 1998
                                             (inception) through
                                              December 31, 1998
Rental income from
 Continental Airlines, Inc.. . . . . . . .        $11,523

Amortization expense . . . . . . . . . . .         (5,354)

Operating income . . . . . . . . . . . . .          6,169

Interest expense . . . . . . . . . . . . .         (6,610)


Net loss . . . . . . . . . . . . . . . . .        $  (441)































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
                   CONSOLIDATED BALANCE SHEETS
                    (In thousands of dollars)


                               December 31, 1998  March 31, 1998
Assets:
 Cash. . . . . . . . . . . . .    $      4              $  1
 Receivable from Continental
  Airlines, Inc. . . . . . . .       4,378                 -
   Total current assets. . . .       4,382                 1

 Slots, net. . . . . . . . . .     145,787                 -
 Deferred financing costs,
  net. . . . . . . . . . . . .         704                 -

    Total Assets . . . . . . .    $150,873              $  1


Liabilities and Members' Equity:
 Interest payable. . . . . . .    $  2,282              $  -
 Other accrued liabilities . .          60                 -
  Total current liabilities. .       2,342                 -

 Long-term debt, net . . . . .     110,579                 -
 Members' equity . . . . . . .      37,952                 1

   Total Liabilities and
    Members' Equity. . . . . .    $150,873              $  1






















The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
              CONSOLIDATED STATEMENT OF CASH FLOWS
      March 31, 1998 (inception) through December 31, 1998
                    (In thousands of dollars)

Cash Flows From Operating Activities:
 Net loss. . . . . . . . . . . . . . . . . . . . $    (441)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
   Amortization. . . . . . . . . . . . . . . . .     5,354
   Changes in operating assets and liabilities:
    Increase in receivable from Continental
     Airlines, Inc.. . . . . . . . . . . . . . .    (4,872)
    Increase in interest payable . . . . . . . .     2,282
    Other. . . . . . . . . . . . . . . . . . . .       172
     Net cash provided by operating activities .     2,495

Cash Flows from Investing Activities:
 Purchase of slots from Continental
  Airlines, Inc. . . . . . . . . . . . . . . . .  (151,141)
   Cash used by investing Activities . . . . . .  (151,141)

Cash Flows from Financing Activities:
 Net proceeds from issuance of long-term debt. .   110,456
 Capital contributions . . . . . . . . . . . . .    41,666
 Return of capital . . . . . . . . . . . . . . .    (3,273)
 Deferred financing costs. . . . . . . . . . . .      (200)
  Net cash provided by financing activities. . .   148,649

Net Change in Cash . . . . . . . . . . . . . . .         3

Cash - Beginning of Period . . . . . . . . . . .         1

Cash - End of Period . . . . . . . . . . . . . . $       4

Supplemental Cash Flows Information:
 Interest paid . . . . . . . . . . . . . . . . . $   4,157













The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
            CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
      March 31, 1998 (inception) through December 31, 1998
                    (In thousands of dollars)

                                             Members' Equity
Capital contribution from CALFINCO Inc.
 (March 31, 1998). . . . . . . . . . . . .      $     1
Net loss . . . . . . . . . . . . . . . . .         (441)
Capital contribution from CALFINCO Inc.. .       31,665
Capital contribution from Chase Equity
 Associates, L.P.. . . . . . . . . . . . .       10,000
Return of capital to CALFINCO Inc. . . . .       (2,487)
Return of capital to Chase Equity
 Associates, L.P.. . . . . . . . . . . . .         (786)
Balance, December 31, 1998 . . . . . . . .      $37,952


































The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

                         CALAIR L.L.C.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



As used in these Notes to Consolidated Financial Statements, the terms "Calair" and "Company" refer to Calair L.L.C. and, unless the context indicates otherwise, its subsidiary.

NOTE 1 - ORGANIZATION

Calair L.L.C. ("Calair"), a Delaware limited liability company, and its wholly owned subsidiary, Calair Capital Corporation ("Calair Capital"), were formed in March 1998 by CALFINCO Inc. ("Calfinco"), a wholly owned subsidiary of Continental Airlines, Inc. ("Continental"), for the purpose of acquiring certain take-off and landing rights at Chicago O'Hare International Airport ("O'Hare"), Ronald Reagan Washington National Airport in Washington, D.C. ("Reagan National") and New York LaGuardia Airport ("LaGuardia") (collectively, the "Slots") from Continental.

In April 1998, Calair acquired the Slots from Continental for $151.1 million, which represented their estimated fair value. The acquisition of the Slots was funded with a combination of debt and equity, which included (i) $31.7 million in capital contributions from Calfinco, (representing a 76% equity interest in Calair), (ii) $10.0 million in capital contributions from Chase Equity Associates, L.P. ("CEA") (representing a 24% equity interest in Calair) and (iii) net proceeds of $110.5 million from an offering of 8-1/8% Senior Notes due 2008 (the "Senior Notes").

Pursuant to the terms of a Redemption Option Agreement entered into between Calair and CEA (the "Redemption Option Agreement"), Calair has the right to redeem 50% of CEA's member interest (i.e., 12% of Calair) on April 17, 2003 (the fifth anniversary of the closing date of the acquisition of the Slots). In addition, Calair has the right to redeem all of CEA's member interest (either 12% of Calair if Calair has previously exercised its fifth anniversary redemption option, or 24% otherwise) on April 17, 2008 (the tenth anniversary of the closing date of the acquisition of the Slots) or upon the occurrence of certain events described in the Redemption Option Agreement and the amended and restated limited liability company agreement entered into between Calfinco and CEA (the "Company Agreement"). If Calair has not redeemed all of CEA's member interest on or before the tenth anniversary of the closing date of the acquisition of the Slots, CEA will have the right to require the liquidation of Calair.

The Company Agreement requires Calair to distribute excess cash (which is generally defined as cash not needed to pay interest or principal on the Senior Notes or the redemption of CEA's member interest) semiannually on April 1 and October 1 to its members based on their respective ownership interests. During the period March 31 (inception) through December 31, 1998, Calair paid $2.5 million and $0.8 million in return of capital to Calfinco and CEA, respectively, under this provision.

The Company was organized as a limited liability company because such an entity would (i) shield the members from unlimited liability and (ii) qualify as a pass-through entity for tax purposes. The Company Agreement will govern the relative rights and duties of the members.

Calair is economically dependent upon Continental for its operations and cash flow, in the form of rent payments under the Slot Lease Agreement entered into between Calair and Continental
(the "Slot Lease Agreement").

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Principles of Consolidation -

     The consolidated financial statements of Calair include the accounts of Calair and its wholly owned subsidiary, Calair
     Capital. All intercompany transactions have been eliminated in consolidation.

(b)  Use of Estimates -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

(c)  Slots -

     Slots are amortized on a straight-line basis over 20 years.
     Calair had accumulated amortization related to slots of $5.4 million as of December 31, 1998.

(d)  Deferred Financing Costs -

     Deferred financing costs are amortized on a straight-line basis over the term of the Senior Notes due 2008.

(e)  Income Taxes -

     Calair is a limited liability corporation, which is not subject to federal income taxes.

(f)  Measurement of Impairment -

     In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), the Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets.

NOTE 3 - SENIOR NOTES

Calair and Calair Capital have outstanding $112.3 million in Senior Notes. These notes mature April 1, 2008 and pay interest semiannually on April 1 and October 1. Continental has fully and unconditionally guaranteed the Senior Notes. As of December 31, 1998 the unamortized discount relating to these notes totalled $1.7 million.

In October 1998, the Senior Notes were exchanged for new publicly registered notes with terms identical in all material respects to the form and terms of the Senior Notes.

NOTE 4 - FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

Fair Value of Debt

The fair value of the Company's debt with a carrying value of $112.3 million at December 31, 1998, estimated based on the discounted amount of future cash flows using the current incremental rate of borrowing for a similar liability, approximates $110.9 million.

NOTE 5 - RELATED PARTY TRANSACTIONS

Under the terms of the Slot Lease Agreement between Calair and Continental, Continental pays Calair $8.1 million semiannually on April 1 and October 1 (except for the period from April 17, 1998 through October 1, 1998, for which Continental paid $7.4 million) for the right to use the Slots. The term of the Slot Lease Agreement extends through April 2008.

In connection with the formation of Calair L.L.C. and the offering of the Senior Notes, Continental and Calfinco paid $494,000 in financing costs and legal fees on behalf of Calair during the period from March 31, 1998 (inception) through December 31, 1998.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE.

There were no changes in or disagreements on any matters of accounting principles or financial statement disclosure between the Company and its independent auditors during the current fiscal year.

                           PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As noted above, Calair has no directors or officers. The following persons are the directors and executive officers of Calfinco.

                                    Term of Office
Name, Age and Position         and Business Experience
Gordon M. Bethune, age 57      Chairman of the Board since July
                               1998 and Chief Executive Officer of
Chairman of the Board and      Calfinco since March 1998.
Chief Executive Officer        Chairman of the Board and Chief
                               Executive Officer of Continental
                               since September 1996.
                               President and Chief Executive
                               Officer of Continental (November
                               1994-September 1996);
                               President and Chief Operating
                               Officer of Continental (February
                               1994-November 1994); various
                               positions with The Boeing Company
                               commencing in 1988, including Vice
                               President and General Manager of
                               the Commercial Airplane Group Renton
                               Division, Vice President and General
                               Manager of the Customer Services
                               Division and Vice President of
                               Airline Logistics Support, Director
                               of Sysco Corporation, and nominee
                               for director of Honeywell Inc.

Gregory D. Brenneman, age 37   Director since July 1998 and
                               President and Chief Operating
President, Chief Operating     Officer of Calfinco since March
Officer and Director           1998.  President and Chief Operating
                               Office of Continental since
                               September 1996.
                               Chief Operating Officer of Conti-
                               nental (May 1995-September 1996);
                               Consultant to Continental (February-
                               April 1995); various positions,
                               including Vice President, with Bain
                               & Company, Inc. (consulting firm)
                               for more than five years; Director
                               of Browning-Ferris Industries,
                               Inc.; J. Crew Group Inc.


Lawrence W. Kellner, age 40   Director since July 1998 and
                               Executive Vice President and Chief
Executive Vice President and   Financial Officer of Calfinco since
Chief Financial Officer        March 1998.  Executive Vice Presi-
and Director                   dent and Chief Financial Officer of
                               Continental since November 1996.
                               Senior Vice President and Chief
                               Financial Officer of Continental
                               (June 1995-November 1996); Executive
                               Vice President and Chief Financial
                               Officer of American Savings Bank,
                               F.A. (November 1992-May 1995);
                               Director of Belden & Blake
                               Corporation.

Jeffery A. Smisek, age 44      Director since July 1989 and Execu-
                               tive Vice President, General Counsel
Executive Vice President,      and Secretary of Calfinco since
General Counsel and Secretary  March 1998.  Executive Vice Presi-
and Director                   dent, General Counsel and Secretary
                               of Continental since November 1996.
                               Senior Vice President and Secretary
                               of Continental (April 1995-November
                               1996); General Counsel of Conti-
                               nental since March 1995; Partner
                               Vinson & Elkins L.L.P. (law firm)
                               prior to March 1995 for more than
                               five years; Director of Tuboscope
                               Inc.

There is no family relationship between any of the executive officers. All officers are appointed by the Board of Directors to serve until their resignation, death or removal.


ITEM 11.  EXECUTIVE COMPENSATION.

As noted above, Calair has no directors or officers.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

CALFINCO Inc. owns a 76% interest in Calair L.L.C. The address of CALFINCO Inc. is 1600 Smith Street, Dept. HQSEO, Houston, Texas
77002.  The remaining 24% interest is owned by Chase Equity
Associates, L.P., the address of which is 380 Madison Avenue, 12th Floor, New York, New York 10017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See Item 1.  Business.

                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K.

(a)  The following financial statements are included in Item 8.
     "Financial Statements and Supplementary Data":

      Report of Independent Auditors
      Consolidated Statement of Operations for the Period from
        March 31, 1998 (inception) through December 31, 1998
      Consolidated Balance Sheets as of December 31, 1998 and
        March 31, 1998
      Consolidated Statement of Cash Flows for the Period from
        March 31, 1998 (inception) through December 31, 1998
      Consolidated Statement of Members' Equity for the Period
        from March 31, 1998 (inception) through December 31, 1998 Notes to Consolidated Financial Statements

(b)   Financial Statement Schedules:

      All schedules have been omitted because they are inapplicable, not required, or the information is included elsewhere in the consolidated financial statements or notes thereto.

(c)   Reports on Form 8-K.

      None.

(d)   See accompanying Index to Exhibits.
SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Calair L.L.C.
                                      (Registrant)

                        by:  CALFINCO Inc., Managing Member



Date: March 31, 1999    by:  /s/ Lawrence W. Kellner
                             Lawrence W. Kellner
                             Executive Vice President and
                             Chief Financial Officer
                             (Principal Financial Officer)
                             of CALFINCO Inc., Managing Member
                             (On behalf of Registrant)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated on March 25, 1999.

             Signature                       Capacity


      GORDON M. BETHUNE*       Chairman,  Chief Executive Officer
      Gordon M. Bethune        (Principal Executive Officer) and
                               Director of CALFINCO Inc.,
                               Managing Member

      GREGORY D. BRENNEMAN*    Director of CALFINCO Inc.,
      Gregory D. Brenneman     Managing Member

      /s/ LAWRENCE W. KELLNER  Executive Vice President,
      Lawrence W. Kellner      Chief Financial Officer
                               (Principal Financial Officer) and
                               Director of CALFINCO Inc.,
                               Managing Member

      JEFFERY A. SMISEK*       Director of CALFINCO Inc.,
      Jeffery A. Smisek        Managing Member

      /s/ MICHAEL P. BONDS     Vice President and Controller,
      Michael P. Bonds         (Principal Accounting Officer)
                               of CALFINCO Inc., Managing Member


*By   /s/ LAWRENCE W. KELLNER
      Lawrence W. Kellner
      Attorney in-fact
      March 31, 1999

                       INDEX TO EXHIBITS
                               OF
                          CALAIR L.L.C.


3.1       Certificate of Formation of Calair L.L.C., dated March
          30, 1998 -- incorporated by reference from Exhibit 3.1 to Calair L.L.C.'s Form S-4 registration statement (No. 333-60409) (the "1998 S-4").

3.2 Amended and Restated Company Agreement of Calair L.L.C., dated as of April 17, 1998 -- incorporated by reference from Exhibit 3.2 to the 1998 S-4.

3.3       Certificate of Incorporation of Calair Capital
          Corporation, dated March 30, 1998 -- incorporated by reference from Exhibit 3.3 to the 1998 S-4.

3.4       Bylaws of Calair Capital Corporation, dated March 31,
          1998 -- incorporated by reference from Exhibit 3.4 to the 1998 S-4.

4.1 Form of 8 1/8% Senior Notes due 2008 -- incorporated by reference from Exhibit 4.1 to the 1998 S-4.

4.2 Senior Notes Indenture, dated as of April 1, 1998, among Calair L.L.C. and Calair Capital Corporation, as Issuers, Continental, as Guarantor, and Bank One, N.A., as Trustee -- incorporated by reference from Exhibit 4.2 to the 1998 S-4.

4.3 Exchange and Registration Rights Agreement, dated as of April 17, 1998, among Calair L.L.C. and Calair Capital Corporation, as Note Issuers, and Continental Airlines, Inc. as Guarantor, and Chase Securities Inc., Credit Suisse First Boston Corporation and Morgan Stanley & Co. Incorporated, as Purchasers -- incorporated by reference from Exhibit 4.3 to the 1998 S-4.

10.1      Sale Agreement between Continental Airlines, Inc. and
          Calair L.L.C. dated as of April 17, 1998 -- incorporated by reference from Exhibit 10.1 to the 1998 S-4.

10.2      Slot Lease Agreement between Continental Airlines, Inc.
          and Calair L.L.C. dated as of April 17, 1998 -- incorporated by reference from Exhibit 10.2 to the 1998
          S-4.

10.3      Redemption Option Agreement between Calair L.L.C. and
          Chase Equity Associates, L.P. dated as of April 17, 1998 -- incorporated by reference from Exhibit 10.3 to the 1998 S-4.

21.1      List of Subsidiaries of Calair.  (1)

24.1     Powers of attorney executed by certain directors and
          officers of CALFINCO, Inc., as managing member of Calair
          L.L.C.  (1)

27.1      Financial Data Schedule.  (1)

__________

(1)       Filed herewith.